Form 10QSB
period 2001-01-31
BRENEX OIL CORP
filed 2001-02-27
CIK 1130124

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------

                               Commission File No.
                                   -----------
                                    000-32205


                                Brenex Oil Corp.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

           UTAH                                              87-0666021
         --------                                           ------------

(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)



                             90 South 100 West #205
                              St. George UT 84771
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (435) 628-0046

                                       N/A
                                   -----------
          (Former Name or Former Address, if changed since last Report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X    No              (2)  Yes       No      X
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

None; Not applicable

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                February 01, 2001
                                    15,003,951


                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents Incorporated by Reference" is contained in
Item 6 of this Report.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                                Brenex Oil Corp.
                                 BALANCE SHEETS
                      January 31, 2001 and October 31, 2000

                                                            01/31/2001        10/31/2000
                                                          --------------    --------------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0   $             0

                                                          --------------    --------------
         Total Assets                                    $             0   $             0
                                                          ==============    ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         1,753   $             0
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------    --------------
         Total Current Liabilities                                 1,753                 0

         Total Liabilities                                         1,753                 0
                                                          --------------    --------------

Stockholders' Deficit:
     Common Stock, $.0001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 15,003,951 shares                               15                15
     Paid-in Capital                                             470,491           470,491
     Accumulated deficit during the development stage           (472,259)         (470,506)
                                                          --------------    --------------
         Total Stockholders' Deficit                              (1,753)                0

                                                          --------------    --------------
         Total Liabilities and Stockholders' Deficit     $             0   $             0
                                                          ==============    ==============


                                  Brenex, Inc.
                            STATEMENTS OF OPERATIONS
           For the Three Month Periods Ended January 31, 2001 and 2000

                                              Three          Three
                                             Months         Months
                                              Ended          Ended
                                           01/31/2001     01/31/2000
                                          -------------  -------------
                                           [Unaudited]    [Unaudited]
REVENUE

    Income                               $            0 $            0
                                          -------------  -------------
NET REVENUE                                           0              0

Operating Expenses
    Operating Expenses                            1,753              0
                                          -------------  -------------
Total Operating Expenses                          1,753              0

                                          -------------  -------------
Net Income Before Taxes                  $       (1,753)$            0
                                          =============  =============

Income/Franchise taxes                                0              0

Net loss                                         (1,753)             0

Loss Per Share                           $        (0.00)$        (0.00)
                                          =============  =============

Weighted Average Shares Outstanding          15,003,951     15,003,951
                                          =============  =============



                                Brenex Oil Corp.
                            STATEMENTS OF CASH FLOWS
           For the Three Month Periods Ended January 31, 2001 and 2000

                                               Three          Three
                                               Months         Months
                                               Ended          Ended
                                             01/31/2000     01/31/2000
                                            ------------   ------------
                                            [Unaudited]    [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------

  Net Loss                                 $      (1,753) $           0
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Loss from discountinued operations
    Shares issued for forgiveness of debt              0              0
    Increase/(Decrease) in accounts payable            0              0
    Increase/(Decrease) in loans from              1,753              0
shareholder
                                            ------------   ------------
      Net Cash Used For Operating Activities           0              0
                                            ============   ============

Cash Flows Provided by Financing Activities            0              0
--------------------------------------------

      Net Increase In Cash                             0              0

      Beginning Cash Balance                           0              0

      Ending Cash Balance                $             0 $            0
                                            ------------   ------------

NOTES  TO  FINANCIAL   STATEMENTS:

NOTE 1 -   INTERIM FINANCIALS

          Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The January 31, 2001 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending January 31, 2001, the Company has had no material business operations for over ten years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah, keeping its reports "current" with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential business venture. Management does not anticipate that the Company will have to raise additional funds during the next 12 months, however, if additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amont of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

     The Company has had no operations during the quarterly period ended January 31, 2001, or for over the past ten years. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,753, stemming from general and administrative expenses.

Liquidity

     At January 31, 2001, the Company had total current assets of $0 and total liabilities of $1,753.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

None; applicable

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Brenex Oil Corp.



Date:02/27/01               /S/ ALYCIA ANTHONY
                            Alycia Anthony, President and Director