Form 10QSB/A
period 2001-01-31
BRENEX OIL CORP
filed 2001-04-19
CIK 1130124

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB/A


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

                    Issuer's Telephone Number: (435) 628-4600

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



                                Brenex Oil Corp.
                                 BALANCE SHEETS
                      January 31, 2001 and October 31, 2000

                                                            01/31/2001        10/31/2000
                                                          --------------    --------------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0   $             0

                                                          --------------    --------------
         Total Assets                                    $             0   $             0
                                                          ==============    ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         1,753   $             0
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------    --------------
         Total Current Liabilities                                 1,753                 0

         Total Liabilities                                         1,753                 0
                                                          --------------    --------------

Stockholders' Deficit:
     Common Stock, $.0001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 15,003,951 shares                               16                15
     Paid-in Capital                                             471,490           470,491
     Accumulated deficit during the development stage           (473,259)         (470,506)
                                                          --------------    --------------
         Total Stockholders' Deficit                              (1,753)                0

                                                          --------------    --------------
         Total Liabilities and Stockholders' Deficit     $             0   $             0
                                                          ==============    ==============


                                  Brenex, Inc.
                            STATEMENTS OF OPERATIONS
           For the Three Month Periods Ended January 31, 2001 and 2000

                                              Three          Three
                                             Months         Months
                                              Ended          Ended
                                           01/31/2001     01/31/2000
                                          -------------  -------------
                                           [Unaudited]    [Unaudited]
REVENUE

    Income                               $            0 $            0
                                          -------------  -------------
NET REVENUE                                           0              0

Operating Expenses
    Operating Expenses                            2,753              0
                                          -------------  -------------
Total Operating Expenses                          2,753              0

                                          -------------  -------------
Net Income Before Taxes                  $       (2,753)$            0
                                          =============  =============

Income/Franchise taxes                                0              0

Net loss                                         (2,753)             0

Loss Per Share                           $        (0.00)$        (0.00)
                                          =============  =============

Weighted Average Shares Outstanding          16,003,951     15,003,951
                                          =============  =============



                                Brenex Oil Corp.
                            STATEMENTS OF CASH FLOWS
           For the Three Month Periods Ended January 31, 2001 and 2000

                                               Three          Three
                                               Months         Months
                                               Ended          Ended
                                             01/31/2000     01/31/2000
                                            ------------   ------------
                                            [Unaudited]    [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------

  Net Loss                                 $      (2,753) $           0
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Loss from discountinued operations
    Shares issued for services rendered            1,000              0
    Increase/(Decrease) in accounts payable            0              0
    Increase/(Decrease) in loans from              1,753              0
shareholder
                                            ------------   ------------
      Net Cash Used For Operating Activities           0              0
                                            ============   ============

Cash Flows Provided by Financing Activities            0              0
--------------------------------------------

      Net Increase In Cash                             0              0

      Beginning Cash Balance                           0              0

      Ending Cash Balance                $             0 $            0
                                            ------------   ------------

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

Results of Operations.

     The Company has had no operations during the quarterly period ended January 31, 2001, or for over the past ten years. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $2,753, stemming from general and administrative expenses.

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

                                 Brenex Oil Corp.



Date:4/12/01                /S/ ALYCIA ANTHONY
                            Alycia Anthony, President and Director