Form 10QSB
period 2001-07-31
BRENEX OIL CORP
filed 2001-08-22
CIK 1130124

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2001

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

                                   August 9, 2001
                                    16,003,951


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



                                Brenex Oil Corp.
                                 BALANCE SHEETS
                       July 31, 2001 and October 31, 2000

                                                            07/31/2001        10/31/2000
                                                          --------------    --------------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0   $             0

                                                          --------------    --------------
         Total Assets                                    $             0   $             0
                                                          ==============    ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         2,601   $             0
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                              0                 0
                                                          --------------    --------------
         Total Current Liabilities                                 2,601                 0

         Total Liabilities                                         2,601                 0
                                                          --------------    --------------

Stockholders' Deficit:
     Common Stock, $.0001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 16,003,951 and 15,003,951 shares
         respectively                                                 16                15
     Paid-in Capital                                             471,490           470,491
     Accumulated deficit during the development stage           (474,107)         (470,506)
                                                          --------------    --------------
         Total Stockholders' Deficit                              (2,601)                0

                                                          --------------    --------------
         Total Liabilities and Stockholders' Deficit     $             0   $             0
                                                          ==============    ==============


                                  Brenex, Inc.
                            STATEMENTS OF OPERATIONS
           For the Three and Nine Month Periods Ended July 31, 2001 and 2000

                                               Three          Three         Nine       Nine
                                               Months         Months       Months      Months
                                               Ended          Ended        Ended       Ended
                                             07/31/2001     07/31/2000   07/31/2001  07/31/2000
                                            ------------   ------------  ----------  ----------
                                            [Unaudited]    [Unaudited]   [Unaudited] [Unaudited]
REVENUE

    Income                               $            0 $            0   $       0    $       0
                                          -------------  -------------   ----------  ----------
NET REVENUE                                           0              0           0            0

Operating Expenses
    Operating Expenses                              369              0       3,601            0
                                          -------------  -------------   ----------  ----------
Total Operating Expenses                            369              0       3,601            0

                                          -------------  -------------   ----------  ----------
Net Income Before Taxes                  $         (369)$            0      (3,601)           0
                                          =============  =============   ==========  ==========

Income/Franchise taxes                                0              0           0            0

Net loss                                           (369)             0      (3,601)           0

Loss Per Share                           $        (0.01)$        (0.00)  $   (0.01)  $    (0.00)
                                          =============  =============   ==========  ==========

Weighted Average Shares Outstanding          16,003,951     15,003,951   16,003,951  15,003,951
                                          =============  =============   ==========  ==========



                                Brenex Oil Corp.
                            STATEMENTS OF CASH FLOWS
           For the Three and Nine Month Periods Ended July 31, 2001 and 2000

                                               Three          Three         Nine       Nine
                                               Months         Months       Months      Months
                                               Ended          Ended        Ended       Ended
                                             07/31/2001     07/31/2000   07/31/2001  07/31/2000
                                            ------------   ------------  ----------  ----------
                                            [Unaudited]    [Unaudited]   [Unaudited] [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------

  Net Loss                                 $        (369) $           0   $  (3,601)   $      0
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Loss from discountinued operations
    Shares issued for services rendered                0              0       1,000           0
    Increase/(Decrease) in accounts payable            0              0           0           0
    Increase/(Decrease) in loans from                369              0       2,601           0
shareholder
                                            ------------   ------------  -----------  ----------
      Net Cash Used For Operating Activities           0              0           0           0
                                            ============   ============  ===========  ==========

Cash Flows Provided by Financing Activities            0              0           0           0
--------------------------------------------

      Net Increase In Cash                             0              0           0           0

      Beginning Cash Balance                           0              0           0           0

      Ending Cash Balance                $             0 $            0  $        0    $      0
                                            ------------   ------------  -----------  ----------

NOTES  TO  FINANCIAL   STATEMENTS:

NOTE 1 -   INTERIM FINANCIALS

          Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The July 31, 2001 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending July 31, 2001, the Company has had no material business operations for over ten years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended July 31, 2001, or for over the past ten years. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $369, stemming from general and administrative expenses.

Liquidity

     At July 31, 2001, the Company had total current assets of $0 and total liabilities of $2,601.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

None; not applicable

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Brenex Oil Corp.



Date:8/22/01                /S/THOMAS HOWELLS
                            President and Director