Form 10KSB
period 2001-10-31
BRENEX OIL CORP
filed 2002-01-14
CIK 1130124

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended October 31, 2001
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                                Commission File No.
                                   -----------
                                    000-32205


                             Brenex Oil Corporation
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

           UTAH                                              87-0666021
         --------                                           ------------

(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)



                                  685 Escalante
                              St. George UT 84771
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (435) 628-4600

                             BRENEX OIL CORPORATION
                                  -------------

                             90 South 100 West #205
                              St. George UT 84771
          (Former Name or Former Address, if changed since last Report)



Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   Common


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: October 31, 2001 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     October 31, 2001 - $154. There are approximately 1,541,876 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.0001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable;


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                NOVEMBER 2, 2001
                                   16,003,951

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     -----------------------------------

Brenex Oil Corp., a Utah corporation (the "Company"), formerly Desert Automotive Research, Inc., was incorporated under the laws of the State of Utah on August 9, 1977. On September 1, 1981, the Company's directors amended the Articles of Incorporation to change the name to Brenex Oil Corporation. On February 6, 2000, the Company's directors amended the Articles of Incorporation to change the par value of the common stock from $.01 to $.0001.


     Material Changes in Control Since Inception and Related Business History.
     -------------------------------------------------------------------------

Business.
---------
The Company was organized by the directors principally for the purpose of engaging in any lawfull activity. In September of 1981, the Company began pursuing opportunities in the development and production of oil well facilities including entering into leases and partnerships and acting as general partner of ventures. These operations proved to be unsuccessful and ended over ten years ago, and since there have been no further operations. Other than the above-referenced matters and seeking and investigating potential assets, property or businesses to acquire, the Company has had no material business operations for over ten years. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a "blank check" company. Because the Company has no assets and conducts no material business, management anticipates that any such venture would require it to issue shares of its common stock as the sole consideration to acquire the venture. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such venture; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80% and 95% of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

Although the Company has not communicated with any other entity with respect to any potential merger or acquisition transaction, management has determined to file this Registration Statement on a voluntary basis. In order to have stock quotations for its common stock on the National Association of Securities
Dealers' Automated Quotation System ("NASDAQ"), an issuer must have such securities registered under the Securities and Exchange Act of 1934, as amended (the "1934 Act"). Upon the effective date of this Registration Statement, the Company's common stock will become registered for purposes of the 1934 Act. Management believes that this will make the Company more desirable for entities that may be interested in engaging in a merger or acquisition transaction. To the extent that management deems it advisable or necessary to obtain a quotation of its common stock on any securities market, the Company will voluntarily file periodic reports in the event its obligation to file such reports is terminated under the 1934 Act. Further, the National Association of Securities Dealers, Inc. (the "NASD") requires that all "non-reporting" companies whose shares of common stock are quoted on the NASD's OTC Bulletin Board be dropped. The company is not currently listed on the OTC Bulletin Board.

In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest; a transaction of this type would create a conflict of interest for such a person. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

Any finder's fee would be negotiated once a prospective merger candidate has been identified. Typically, a finder's fee is based upon a percentage, ranging from 5% to 15% of the fees described above.

None of the Company's directors, executive officers or promoters, or their affiliates or associates, has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction with the Company. Nor are there any present plans, proposals, arrangements or understandings with any such persons regarding the possibility of any acquisition or merger involving the Company.

Risk Factors.
------------

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined above.

Principal Products and Services.
--------------------------------

     None; not applicable

Competition.
------------

     None; not applicable

Sources and Availability of Raw Materials and Names of Principal Suppliers.
--------------------------------------------------------------------------

     None; not applicable

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts.
-----------------------------------------------------------------------------

     None; not applicable

Need for any Governmental Approval of Principal Products of Services.
---------------------------------------------------------------------

     None; not applicable

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more. The Company is deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Research and Development.
------------------------

     None; not applicable

Cost and Effects of Compliance with Environmental Laws.
------------------------------------------------------

     None; not applicable

Number of Employees.
-------------------

     None; not applicable


Item 2.  Description of Property.
         -----------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its Vice President, Cecil C. Wall, and are currently provided at no cost. Because the Company has had no business, its activities have been limited to keeping itself in good standing in the State of Utah. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Wall of providing the use of his office and telephone have been minimal.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended October 31, 2001, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     Although the Company has submitted for listing of its common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no market for such shares; and there can be no assurance that any such market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 274.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     On December 1, 2000, the Company issued 1,000,000 shares pursuant to Rule 701 of the 1933 Act. These shares were issued to two consultants of the Company, in accordance with a written plan adopted by the Board of Directors for services in the amount of $1,000, rendered to the Company, issued at $.001 per share.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of October 31, 2001, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed
$25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than maintaing its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     As of October 31, 2001, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended October 31, 2001, the Company had a net loss of $3,702. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Item 7.  Financial Statements.
         ---------------------

     Financial Statements
     October 31, 2001 (audited)
     ------------------------

     Independent Auditors' Report

     Balance Sheet

     Statement of Operations

     Statement of Stockholders' Equity

     Statement of Cash Flows

     Notes to the Financial Statements

                             Brenex Oil Corporation
                          [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                October 31, 2001



                             Brenex Oil Corporation
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                                                              Page

Independent Auditors' Report                                                                                                    1

Balance Sheet -- October 31, 2001                                                                                               2

Statements of Operations for the years ended October 31, 2001 and 2000 and for
the period from Reactivation [November 11, 1999] through October 31, 2001                                                       3

Statements of Stockholders' Deficit for the period from Reactivation [November
11, 1999] through October 31, 2001                                                                                              4

Statements of Cash Flows for the years ended October 31, 2001 and 2000 and
for the period from Reactivation [November 11, 1999] through October 31, 2001                                                   5

Notes to Financial Statements                                                                                                6 -- 8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Brenex Oil Corporation [a development stage company]


     We have audited the accompanying balance sheet of Brenex Oil Corporation [a development stage company] as of October 31, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years ended October 31, 2001 and 2000 and for the period from Reactivation [November 11, 1999] through October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brenex Oil Corporation [a development stage company] as of October 31, 2001, and the results of operations and cash flows for the years ended October 31, 2001 and 2000 and for the period from Reactivation [November 11, 1999] through October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations, no assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           /S/MANTYLA MCREYNOLDS
                                                              Mantyla McReynolds

Salt Lake City, Utah
December 4, 2001

                             Brenex Oil Corporation
                          [A Development Stage Company]
                                  Balance Sheet
                                October 31, 2001


                                             ASSETS


Assets                                                                         $                  0
                                                                                 ------------------
                       Total Assets                                            $                  0
                                                                                 ==================



                              LIABILITIES AND STOCKHOLDERS' DEFICIT



Liabilities:
  Current Liabilities:
  Accounts Payable - NOTE 5                                                    $              2,702
  Income Taxes Payable - NOTE 3                                                                 100
                                                                                 ------------------
           Total Current Liabilities                                                          2,802
                       Total Liabilities                                                      2,802

Stockholders' Deficit:
  Common Stock -- 50,000,000 shares authorized having
   par value of $.0001 per share; 16,003,951 shares issued
   and outstanding - NOTE 4                                                                   1,600
  Additional Paid-in Capital                                                                469,906
  Accumulated Deficit                                                                      (470,506)
  Deficit accumulated during development stage                                              (3,802)
                                                                                 ------------------
                Total Stockholders' Deficit                                                  (2,802)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                            $                  0
                                                                                 ==================






                         See accompanying notes to financial statements.

                             Brenex Oil Corporation
                          [A Development Stage Company]
                            Statements of Operations
 For the years ended October 31, 2001 and 2000 and for the period from Reactivation
                  [November 11, 1999] through October 31, 2001


                                                                                         Reactivation
                                                                                           through
                                                                                         October 31,
                                                      2001               2000                2001
                                                  -------------     --------------     ----------------
Revenues                                      $               0 $                0 $                  0

General & Administrative Expenses                         3,702                  0                3,702
                                                  -------------     --------------     ----------------

               Operating Loss                            (3,702)                 0               (3,702)

                                                  -------------     --------------     ----------------
        Net Loss Before Income Taxes                    (3,702)                  0              (3,702)

Provision for Income Taxes                                 (100)                 0                 (100)
                                                  -------------     --------------     ----------------

Net Loss                                      $          (3,802)$                0 $             (3,802)
                                                  =============     ==============     ================



Basic and Diluted Loss Per Share              $          (0.01) $             0.00 $             (0.01)
                                                  =============     ==============     ================

Weighted Average Shares Outstanding                 15,919,019          15,003,951          15,467,840
                                                  =============     ==============     ================







                         See accompanying notes to financial statements.

                             Brenex Oil Corporation
                          [A Development Stage Company]
                       Statements of Stockholders' Deficit
  For the Period from Reactivation [November 11, 1999] through October 31, 2001


                                                             Additional                             Net
                               Common          Common         Paid-in         Accumulated      Stockholders'
                               Shares          Stock          Capital           Deficit           Deficit
                            ------------     ----------     ------------      -----------      -------------
Balance, November 11, 1999
(Reactivation)                15,003,951 $        1,500 $        469,006         (470,506)$                0
Net gain/(loss) for the Year
Ended October 31, 2000                                                                  0                  0
                            ------------     ----------     ------------      -----------      -------------
Balance, October 31, 2000     15,003,951          1,500          469,006 $       (470,506)                 0
                            ------------     ----------     ------------      -----------      -------------
Issued shares for services     1,000,000            100              900                               1,000
Net loss for the Year Ended
October 31, 2001                                                                   (3,802)            (3,802)
Balance, October 31, 2001     16,003,951 $        1,600 $        469,906 $       (474,308)$           (2,802)
                            ============     ==========     ============      ===========      =============

























                         See accompanying notes to financial statements.

                             Brenex Oil Corporation
                          [A Development Stage Company]
                            Statements of Cash Flows
 For the years ended October 31, 2001 and 2000, and for the period from Reactivation
                  [November 11, 1999] through October 31, 2001

                                                                                          Reactivation
                                                                                            through
                                                                                          October 31,
                                                                 2001        2000             2001
                                                          -----------     ----------      ------------
Cash Flows Provided by/(Used for) Operating Activities
Net Loss                                              $        (3,802)$            0  $         (3,802)
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Increase in accounts payable                               2,702                            2,702
     Increase in income taxes payable                             100                              100
     Stock issued for services                                  1,000                            1,000
                                                          -----------     ----------      ------------
       Net Cash Used for Operating Activities                       0              0                 0

           Net Increase/(Decrease) in Cash                          0              0                 0

Beginning Cash Balance                                              0              0                 0
                                                          -----------     ----------      ------------

Ending Cash Balance                                   $             0 $            0  $              0
                                                          ===========     ==========      ============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest              $             0 $            0  $              0
  Cash paid during the year for income taxes          $             0 $            0  $              0




















                         See accompanying notes to financial statements.

                                     Brenex Oil Corporation
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                        October 31, 2001

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (a)    Organization

               Brenex Oil Corporation (Company) incorporated under the laws of the State of Utah in August, 1977 as Deseret Automotive Research, Inc. The Company changed its name to Brenex Oil Corporation in August of 1981. The Company engaged in various operations through 1985. These operating activities were unsuccessful and the Company became dormant. In November of 1999, the Company became active again as new directors and officers were elected. The Company is now in the development stage as it is seeking new business opportunities.

               The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The following summarizes the more significant of such policies:

               (b)    Income Taxes

               The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

               (c)    Net Loss Per Common Share

               Loss per common share is based on the weighted-average number of shares outstanding. Diluted loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents outstanding, thus, basic and diluted loss per share calculations are the same.

               (d)    Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at October 31, 2001.

                             Brenex Oil Corporation
                          [A Development Stage Company]
                          Notes to Financial Statements
                                October 31, 2001
                                   [Continued]

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               [continued]

               (e)    Use of Estimates in Preparation of Financial Statements

               The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has accumulated losses since Reactivation through October 31, 2001 amounting to $3,802, has no assets, and has a net working capital deficiency at October 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include finding a well-capitalized merger candidate to recommence its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3         INCOME TAXES

               Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2021. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                             NOL
Description                                Balance          Tax           Rate
--------------------------------------- -------------- ------------- -----------
   Federal Income Tax                   $        3,802 $        570       15%
   State Income Tax                              3,702          185        5%
   Valuation allowance                                         (755)
                                                       -------------
        Deferred tax asset 10/31/01                    $          0

               The valuation allowance increased $755 during the year ended October 31, 2001. The income tax provision of $100 consists of minimum franchise taxes due to the State of Utah.

NOTE 4         COMMON STOCK/RELATED PARTY TRANSACTION

               The Company issued 1,000,000 shares of common stock during December 2000 to two officers for services valued at $1,000.

                             Brenex Oil Corporation
                          [A Development Stage Company]
                          Notes to Financial Statements
                                October 31, 2001
                                   [Continued]

NOTE 5         ACCOUNTS PAYABLE

               A consultant has paid general and administrative expenses on behalf of the Company, through October 31, 2001, of $3,702. The Company has recorded a liability for this amount which is payable on demand and is non-interest bearing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     None, not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Identification of Directors and Executive Officers.
        ---------------------------------------------------

     The following table sets forth the name of the Company's current directors and executive officers. This person will serve until the next annual meeting of the stockholders (held the third Friday in August of each year) or until his successors are elected or appointed and qualified, or his prior resignation or termination.

                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Thomas Howells        President        05/15/01       *
                      Director         05/15/01       *

Cecil C. Wall         Vice President   04/15/98       *
                      Director         04/15/98       *

Kathleen Morrison     Secretary        05/15/01       *
                      Director         05/15/01       *


          * These persons presently serves in the capacities indicated.

Business Experience.
--------------------


     Thomas J. Howells, Vice President and a director is 29 years of age. Mr. Howells graduated from Westminster College of Salt Lake City, Utah, with a Bachelor of Arts degree in 1993. Mr. Howells has been working as an investment consultant with Jenson Services since 1996.

     Cecil Wall, Vice President and a director is 69 years of age. Mr. Wall attended Utah State University, in Logan Utah. He was the founder of of Altex Oil Corp. an oil and gas company. Mr. Wall specializes and has been in the field of oil and ga s for over the past thirty years.

     Kathleen L. Morrison, Secretay and a director, age 44, has spent the past eight years as the office manger for two entities. For seven years, she was the editor of Super Group, a vertical market computer magazine targeting HP3000 users. Mrs. Morrison received a B.A. degree from Colorado State University in 1978.


Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     None;

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Each of the Company's directors has filed a Form 3, Statement of Beneficial Ownership, with the Securities and Exchange Commission; there have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Form 3.

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:



                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Thomas
Howells      10/31/01   0     0     0  500,000   0     0   0
Director,
President

Alycia C.    05/15/01   0     0     0      0     0     0   0
Anthony,     10/31/00   0     0     0      0     0     0   0
Ex-Director, 10/31/99   0     0     0      0     0     0   0
Ex-President

Cecil C.
Wall         10/31/01   0     0     0      0     0     0   0
Director,    10/31/00   0     0     0      0     0     0   0
Vice         10/31/99   0     0     0      0     0     0   0
President

Kathleen
Morrison     10/31/01   0     0     0      0     0     0   0
Director,
Secretary

Rick R.      05/15/01   0     0     0      0     0     0   0
Anthony,     10/31/00   0     0     0      0     0     0   0
Ex-Director, 10/31/99   0     0     0      0     0     0   0
Ex-Secretary



     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending October 31, 2001, 2000, or 1999, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of October 31, 2001:

                            Number of Shares           Percentage
Name                      Beneficially Owned           of Class (1)
----------------           ------------------           --------
Cecil C. Wall                 12,505,175                 78%
                              -------                    -----
                              12,505,175                 78%


Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------
Thomas Howells                   500,000                3%

Cecil C. Wall                 12,505,175               78%

Kathleen Morrison                      0                0

                              ----------              ------
All directors and
executive officers            13,005,175               81%
as a group (3 persons)



Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     See the Company's Current Report on Form 8-K as filed on November 30, 2001, for information relating to the change in the Company's auditor.

Exhibits
--------


        None, not applicable;

                              SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BRENEX OIL CORP.



Date: 01/10/02                         /S/ THOMAS HOWELLS
                                       Thomas Howells
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       BRENEX OIL CORP.



Date: 01/10/02                         /S/ THOMAS HOWELLS
                                       Thomas Howells
                                       President and Director


Date: 01/10/02                          /S/ KATHLEEN MORRISON
                                        Kathleen Morrison
                                        Secretary and Director