Form 10QSB
period 2002-07-31
BRENEX OIL CORP
filed 2002-09-13
CIK 1130124

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2002

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

                                September 12, 2002
                                    16,003,951


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



                                Brenex Oil Corp.
                                 BALANCE SHEETS
                      July 31, 2002 and October 31, 2001

                                                            07/31/2002        10/31/2001
                                                          --------------    --------------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0   $             0

                                                          --------------    --------------
         Total Assets                                    $             0   $             0
                                                          ==============    ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         5,906   $         2,702
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                            100               100
                                                          --------------    --------------
         Total Current Liabilities                                 6,006             2,802

         Total Liabilities                                         6,006             2,802
                                                          --------------    --------------

Stockholders' Deficit:
     Common Stock, $.0001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 16,003,951 shares                            1,600             1,600
     Paid-in Capital                                             469,906           469,906
     Accumulated deficit during the development stage           (477,512)         (474,308)
                                                          --------------    --------------
         Total Stockholders' Deficit                              (6,006)           (2,802)

                                                          --------------    --------------
         Total Liabilities and Stockholders' Deficit     $             0   $             0
                                                          ==============    ==============


                                Brenex Oil Corp.
                            STATEMENTS OF OPERATIONS
            For the Three Month Periods Ended July 31, 2002 and 2001
 and for the period from Reactivation [November 11, 1999] through July 31, 2002

                                              Three          Three
                                             Months         Months      Reactivation
                                              Ended          Ended         through
                                           07/31/2002     07/31/2001        7/31/02
                                          -------------  -------------  ------------
                                           [Unaudited]    [Unaudited]    [Unaudited]
REVENUE

    Income                               $            0 $            0  $          0
                                          -------------  -------------  ------------
NET REVENUE                                           0              0             0

Operating Expenses
    Operating Expenses                              825            369         6,906
                                          -------------  -------------  ------------
Total Operating Expenses                            825            369         6,906

                                          -------------  -------------  ------------
Net Income Before Taxes                  $         (825)          (369)       (6,906)
                                          =============  =============  ============

Income/Franchise taxes                                0              0          (100)

Net loss                                           (825)          (369)       (7,006)

Loss Per Share                           $        (0.01) $       (0.01) $       (.01)
                                          =============  =============   ===========

Weighted Average Shares Outstanding          16,003,951     16,003,951    15,955,362
                                          =============  =============   ===========



                                Brenex Oil Corp.
                            STATEMENTS OF OPERATIONS
            For the Nine Month Periods Ended July 31, 2002 and 2001
 and for the period from Reactivation [November 11, 1999] through July 31, 2002

                                              Nine           Nine
                                             Months         Months      Reactivation
                                              Ended          Ended         through
                                           07/31/2002     07/31/2001        7/31/02
                                          -------------  -------------  ------------
                                           [Unaudited]    [Unaudited]    [Unaudited]
REVENUE

    Income                               $            0 $            0  $          0
                                          -------------  -------------  ------------
NET REVENUE                                           0              0             0

Operating Expenses
    Operating Expenses                            3,204          3,601         6,081
                                          -------------  -------------  ------------
Total Operating Expenses                          3,204          3,601         6,081

                                          -------------  -------------  ------------
Net Income Before Taxes                  $       (3,204)        (3,601)       (6,081)
                                          =============  =============  ============

Income/Franchise taxes                                0              0         (100)

Net loss                                         (3,204)        (3,601)      (6,181)

Loss Per Share                           $        (0.01) $       (0.01) $      (.01)
                                          =============  =============  ===========

Weighted Average Shares Outstanding          16,003,951     16,003,951   15,955,362
                                          =============  =============  ===========




                                Brenex Oil Corp.
                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended July 31, 2002 and 2001
   and the period from Reactivation [November 11, 1999] through July 31, 2002

                                               Three          Three
                                               Months         Months        Reactivation
                                               Ended          Ended           through
                                             07/31/02       07/31/02         07/31/02
                                            ------------   ------------    ---------
                                            [Unaudited]    [Unaudited]    [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------

  Net Loss                                 $        (825) $       (369)  $      (7,006)
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Loss from discountinued operations
    Shares issued for forgiveness of debt              0             0           1,000
    Increase/(Decrease) in income tax                  0             0             100
    Increase/(Decrease) in loans from                825           369           5,906
shareholder
                                            ------------   ------------   ------------
      Net Cash Used For Operating Activities           0              0              0
                                            ============   ============   ============

Cash Flows Provided by Financing Activities            0              0              0
--------------------------------------------

      Net Increase In Cash                             0              0              0

      Beginning Cash Balance                           0              0              0

      Ending Cash Balance                $             0 $            0  $           0
                                            ------------   ------------  -------------



                                Brenex Oil Corp.
                            STATEMENTS OF CASH FLOWS
            For the Nine Month Periods Ended July 31, 2002 and 2001
   and the period from Reactivation [November 11, 1999] through July 31, 2002

                                                Nine           Nine
                                               Months         Months        Reactivation
                                               Ended          Ended           through
                                             07/31/02       07/31/02         07/31/02
                                            ------------   ------------    ---------
                                            [Unaudited]    [Unaudited]    [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------

  Net Loss                                 $      (3,204) $     (3,601)  $      (7,006)
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Loss from discountinued operations
    Shares issued for forgiveness of debt              0         1,000           1,000
    Increase/(Decrease) in income tax                  0             0             100
    Increase/(Decrease) in loans from              3,204         2,601           5,906
shareholder
                                            ------------   ------------   ------------
      Net Cash Used For Operating Activities           0              0              0
                                            ============   ============   ============

Cash Flows Provided by Financing Activities            0              0              0
--------------------------------------------

      Net Increase In Cash                             0              0              0

      Beginning Cash Balance                           0              0              0

      Ending Cash Balance                $             0 $            0  $           0
                                            ------------   ------------  -------------

NOTES  TO  FINANCIAL   STATEMENTS:

NOTE 1 -   INTERIM FINANCIALS

          Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The October, 2001 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending July 31, 2002, the Company has had no material business operations for over ten years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended July 31, 2002, or for over the past ten years. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $825, stemming from general and administrative expenses.

Liquidity

     At July 31, 2002, the Company had total current assets of $0 and total liabilities of $6,006.

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

                                 Brenex Oil Corp.



Date:09/12/02               /S/ Thomas Howells
                            Thomas Howells, President and Director