Form 10KSB
period 2002-10-31
BRENEX OIL CORP
filed 2003-01-21
CIK 1130124

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended October 31, 2002
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                               Commission File No.
                                    000-32205


                                 BRENEX OIL CORPORATION
                 (Name of Small Business Issuer in its Charter)


                  UTAH                                  87-0666021
      (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)


          4685 South Highland Dr., Suite 202 Salt Lake City, UT  84117
                           ---------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 278-9424


                             90 South 100 West #205
                               St. George UT 84771
                                  -------------

          (Former Name or Former Address, if changed since last Report)


Securities Registered under Section 12(b) of the Exchange Act: None
Name of Each Exchange on Which Registered:                     None
Securities Registered under Section 12(g) of the Exchange Act: $0.0001 par value common stock


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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: October 31, 2002 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     October 31, 200 - $154. There are approximately 1,541,876 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.0001 per share.


                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 January 16, 2003
                                   16,003,951

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

Risk Factors.
------------

     Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     There has been no "established public market" for the Company's common stock during the last five years. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Reg.
Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Principal Products and Services.
--------------------------------

     The limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Distribution Methods of the Products or Services.
-------------------------------------------------

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; not applicable.

Competitive Business Conditions.
--------------------------------

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
--------------------------------------------------------------------------

     None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
--------------------------------------------------------------------------

     None; not applicable.

Need for any Governmental Approval of Principal Products or Services.
---------------------------------------------------------------------

     Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business.
-------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Sarbanes-Oxley Act.
     -------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Research and Development.
-------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         -----------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its President, Tom Howells, and are currently provided at no cost. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Utah, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Securities and Exchange Commission. These activities have consumed an insubstantial amount of management's time.

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

     None; not applicable.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     The Company's shares are traded on the OTC Bulletin Board under the symbol BRNX. The Company's shares have been traded on the OTC Bulletin Board since September 9, 2002; however, management does not expect any public market activity to develop unless and until the Company completes an acquisition

Holders
-------

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of October 31, 2002, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed
$25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than maintaing its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     As of October 31, 2002, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the 12 month period ended October 31, 2002, the Company had a net loss of $3,474. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the years ended October 31, 2002 and 2001

          Independent Auditors' Report

          Balance Sheet - October 31, 2002

          Statements of Operations for the years ended
          October 31, 2002 and 2001, and for the period from Reactivation [November 11, 1999] through October 31, 2002

          Statements of Stockholders' Deficit for the Period from Reactivation [November 11, 1999] through October 31, 2002

          Statements of Cash Flows for the years ended October 31, 2002 and 2001, and for the period from Reactivation [November 11, 2002] through October 31, 2002.

          Notes to the Financial Statements

                             Brenex Oil Corporation
                          [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                October 31, 2002




                             Brenex Oil Corporation
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                     Page

Independent Auditors' Report                                                          1

Balance Sheet -- October 31, 2002                                                     2

Statements of Operations for the years
ended October 31, 2002 and 2001 and for
the period from Reactivation [November 11, 1999]
through October 31, 2002                                                              3

Statements of Stockholders' Deficit for the period
from Reactivation [November 11, 1999] through October 31, 2002                        4

Statements of Cash Flows for the years ended October 31, 2002 and 2001 and for the period from Reactivation [November 11, 1999]
through October 31, 2002                                                              5

Notes to Financial Statements                                                      6 -- 8



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Brenex Oil Corporation [a development stage company]


     We have audited the accompanying balance sheet of Brenex Oil Corporation [a development stage company] as of October 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended October 31, 2002 and 2001 and for the period from Reactivation [November 11, 1999] through October 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brenex Oil Corporation [a development stage company] as of October 31, 2002, and the results of operations and cash flows for the years ended October 31, 2002 and 2001 and for the period from Reactivation [November 11, 1999] through October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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



                                     Mantyla McReynolds

Salt Lake City, Utah
January 15, 2003



                                               Brenex Oil Corporation
                                            [A Development Stage Company]
                                                    Balance Sheet
                                                  October 31, 2002


                                                       ASSETS


Assets                                                                                          $                      0
                                                                                                   ---------------------
                             Total Assets                                                       $                      0
                                                                                                   =====================



                                        LIABILITIES AND STOCKHOLDERS' DEFICIT



Liabilities:
  Current Liabilities:
  Accounts Payable - NOTE 5                                                                     $                  6,176
  Income Taxes Payable - NOTE 3                                                                                      100
                                                                                                   ---------------------
           Total Current Liabilities                                                                               6,276
                       Total Liabilities                                                                           6,276

Stockholders' Deficit:
  Common Stock -- 50,000,000 shares authorized having
   par value of $.0001 per share; 16,003,951 shares issued
   and outstanding - NOTE 4                                                                                        1,600
  Additional Paid-in Capital                                                                                     469,906
  Accumulated Deficit                                                                                           (470,506)
  Deficit accumulated during development stage                                                                    (7,276)
                                                                                                   ---------------------
                      Total Stockholders' Deficit                                                                 (6,276)
                                                                                                   ---------------------
              Total Liabilities and Stockholders Deficit                                       $                      0
                                                                                                   =====================






                 See accompanying notes to financial statements.

                                        2


                             Brenex Oil Corporation
                          [A Development Stage Company]
                            Statements of Operations
 For the years ended October 31, 2002 and 2001 and for the period from Reactivation
                  [November 11, 1999] through October 31, 2002



                                                                                                              Reactivation
                                                                                                                through
                                                                                                              October 31,
                                                                  2002                   2001                     2002
                                                            -----------------      -----------------      --------------------
Revenues                                                $                   0 $                    0 $                       0

General & Administrative Expenses                                       3,174                  3,702                     6,876
                                                            -----------------      -----------------      --------------------

                    Operating Loss                                     (3,174)                (3,702)                   (6,876)

                                                            -----------------      -----------------      --------------------
             Net Loss Before Income Taxes                              (3,174)                (3,702)                   (6,876)

Provision for Income Taxes                                               (300)                  (100)                     (400)
                                                            -----------------      -----------------      --------------------

Net Loss                                                $              (3,474)$               (3,802)$                  (7,276)
                                                            =================      =================      ====================



Basic and Diluted Loss Per Share                        $               (0.01) $               (0.01) $                  (0.01)
                                                            =================      =================      ====================

Weighted Average Shares Outstanding                                16,003,951             15,919,019                15,648,191

                                                            =================      =================      ====================








                                                          3

                                   See accompanying notes to financial statements.



                             Brenex Oil Corporation
                          [A Development Stage Company]
                       Statements of Stockholders' Deficit
  For the Period from Reactivation [November 11, 1999] through October 31, 2002

                                                                           Additional                                     Net
                                      Common              Common            Paid-in             Accumulated          Stockholders'
                                      Shares              Stock             Capital               Deficit               Deficit
                                  --------------       ------------      --------------       ---------------       ---------------
Balance, November 11, 1999
(Reactivation)                        15,003,951  $           1,500 $           469,006              (470,506)$                   0
Net gain/(loss) for the Year
Ended October 31, 2000                                                                                      0                     0
                                  --------------       ------------      --------------       ---------------       ---------------
Balance, October 31, 2000             15,003,951              1,500             469,006  $           (470,506)                    0
                                  --------------       ------------      --------------       ---------------       ---------------
Issued shares for services             1,000,000                100                 900                                       1,000
Net loss for the Year Ended
October 31, 2001                                                                                       (3,802)               (3,802)
Balance, October 31, 2001             16,003,951  $           1,600 $           469,906  $           (474,308)$              (2,802)
Net loss for the Year Ended
October 31, 2002                                                                                       (3,474)               (3,474)
Balance, October 31, 2002             16,003,951              1,600             469,906              (477,782)               (6,276)
                                  ==============       ============      ==============       ===============       ===============





                                   See accompanying notes to financial statements.

                                                          4


                             Brenex Oil Corporation
                          [A Development Stage Company]
                            Statements of Cash Flows
 For the years ended October 31, 2002 and 2001, and for the period from Reactivation
                  [November 11, 1999] through October 31, 2002

                                                                                                               Reactivation
                                                                                                                 through
                                                                                                               October 31,
                                                                            2002              2001                2002
                                                                      --------------      -------------      ----------------
Cash Flows Provided by/(Used for) Operating Activities
Net Loss                                                          $           (3,474)$           (3,802)$              (7,276)
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Increase in accounts payable                                              3,474              2,702                 6,176
     Increase in income taxes payable                                                               100                   100
     Stock issued for services                                                                    1,000                 1,000
                                                                      --------------      -------------      ----------------
             Net Cash Used for Operating Activities                                0                  0                     0

                 Net Increase/(Decrease) in Cash                                   0                  0                     0

Beginning Cash Balance                                                             0                  0                     0
                                                                      --------------      -------------      ----------------

Ending Cash Balance                                               $                0 $                0 $                   0
                                                                      ==============      =============      ================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                          $                0 $                0 $                   0
  Cash paid during the year for income taxes                      $                0 $                0 $                   0






                                   See accompanying notes to financial statements.

                                                          5

                             Brenex Oil Corporation
                          [A Development Stage Company]
                          Notes to Financial Statements
                                October 31, 2002

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

     The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The following summarizes the more significant of such policies:

     (b) Income Taxes

     The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

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

     (d) Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at October 31, 2002.

                             Brenex Oil Corporation
                          [A Development Stage Company]
                          Notes to Financial Statements
                                October 31, 2002
                                   [Continued]

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

NOTE 2            LIQUIDITY/GOING CONCERN

     The Company has accumulated losses since Reactivation through October 31, 2002 amounting to $7,276, has no assets, and has a net working capital deficiency at October 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management  plans include finding a  well-capitalized  merger  candidate to
recommence  its  operations.   The  financial  statements  do  not  include  any
adjustments that might result from the outcome of this uncertainty.

NOTE 3            INCOME TAXES

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2022. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                                        NOL
Description                                           Balance            Tax              Rate
------------------------------------------------ ----------------- ---------------  -----------------
   Federal Income Tax                            $           7,276 $        1,091          15%
   State Income Tax                                          6,876            344           5%
   Valuation allowance                                                     (1,435)
                                                                   ---------------
        Deferred tax asset 10/31/02                                $            0


     The valuation allowance increased $680 during the year ended October 31, 2002. The income tax provision of $300 consists of minimum franchise taxes due or paid to the State of Utah.

                             Brenex Oil Corporation
                          [A Development Stage Company]
                          Notes to Financial Statements
                                October 31, 2002
                                   [Continued]


NOTE 4            COMMON STOCK/RELATED PARTY TRANSACTION

     The Company issued 1,000,000 shares of common stock during December 2000 to two officers for services valued at $1,000.


NOTE 5            ACCOUNTS PAYABLE

     A consultant has paid general and administrative expenses on behalf of the Company, through October 31, 2002, of $6,176. The Company has recorded a liability for this amount which is payable on demand and is non-interest bearing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

     None; not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


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

Business Experience.

     Thomas J. Howells, Vice President and a director is 30 years of age. Mr. Howells graduated from Westminster College of Salt Lake City, Utah, with a Bachelor of Arts degree in 1993. Mr. Howells has been working as an investment consultant with Jenson Services since 1996. Mr. Howells is currently attending Westminster College of Salt Lake City, in pursuit of an MBA.

     Cecil Wall, Vice President and a director is 70 years of age. Mr. Wall attended Utah State University, in Logan Utah. He was the founder of of Altex Oil Corp. an oil and gas company. Mr. Wall specializes and has been in the field of oil and ga s for over the past thirty years.

     Kathleen L. Morrison, Secretay and a director, age 45, has spent the past eight years as the office manger for two entities. For seven years, she was the editor of Super Group, a vertical market computer magazine targeting HP3000 users. Mrs. Morrison received a B.A. degree from Colorado State University in 1978.

Significant Employees.
----------------------

The Company has no employees who are not executive officers.

Family Relationships.
---------------------

There are no family  relationships  between any director or  executive  officer.

Involvement in Certain Legal Proceedings.
-----------------------------------------

During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3)  was  subject  to any  order,  judgment  or  decree,  not  subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


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

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------

Thomas       10/31/02   0     0     0      0     0     0   0
Howells      10/31/01   0     0     0  500,000   0     0   0
Director,
President

Alycia C.    05/15/01   0     0     0      0     0     0   0
Anthony,     10/31/00   0     0     0      0     0     0   0
Ex-Director, 10/31/99   0     0     0      0     0     0   0
Ex-President

Cecil C.     10/31/02   0     0     0      0     0     0   0
Wall         10/31/01   0     0     0      0     0     0   0
Director,    10/31/00   0     0     0      0     0     0   0
Vice         10/31/99   0     0     0      0     0     0   0
President

Kathleen     10/31/02   0     0     0      0     0     0   0
Morrison     10/31/01   0     0     0      0     0     0   0
Director,
Secretary

Rick R.      05/15/01   0     0     0      0     0     0   0
Anthony,     10/31/00   0     0     0      0     0     0   0
Ex-Director, 10/31/99   0     0     0      0     0     0   0
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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of October 31, 2002, with the computations being based upon 16,003,951 shares of common stock being outstanding.


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
as a group (3 persons)


Changes in Control.
-------------------

     To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

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

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     None.

Exhibits
--------

Exhibit
Number                             Description
-------                            -----------

  None.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BRENEX OIL CORPORATION



Date: 1-21-03                          By/S/ Thomas J. Howells
                                       Thomas J. Howells
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       BRENEX OIL CORPORATION



Date:  1-21-03                         By/S/ Thomas J. Howells
                                       Thomas Howells
                                       President and Director


Date:  1-21-03                         By/S/ Kathleen Morrison
                                       Kathleen Morrison
                                       Treasurer and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I,  Thomas  J.  Howells,   President  of  Brenex  Oil   Corporation,   (the
"Registrant"), certify that:

     1.   I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c)  presented  in  this  Annual  Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Dated:  January 21, 2003            Signature: By/S/ Thomas J. Howells
        -----------------                      -----------------------
                                     Thomas J. Howells
                                     President

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Kathleen Morrison, Secretary/Treasurer of Brenex Oil Corporation (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c)  presented  in  this  Annual  Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  January 21, 2003          Signature: By/S/ Kathleen Morrison
        -----------------                       --------------------
                                                Kathleen Morrison
                                                Secretary/Tresurer

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual report of Brenex Oil Corporation, (the "Company") on Form 10-KSB for the annual period ended October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Thomas Howells, President and Director and Kathleen Morrison, Secretary, Treasurer and Director, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




By/S/ Thomas Howells
President and Director
January 21, 2003



By/S/ Kathleen Morrison
Secretary and Director
January 21, 2003