Form 10QSB
period 2003-01-31
BRENEX OIL CORP
filed 2003-03-12
CIK 1130124

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------

                               Commission File No.
                               -------------------
                                    000-32205


                                Brenex Oil Corp.
                                ----------------
                 (Name of Small Business Issuer in its Charter)

           UTAH                                              87-0666021
           ----                                              ----------

(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)



                         4685 Highland Drive, Suite 202
                            Salt Lake City, UT 84117
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801) 278-9424

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

                                March 10, 2003
                                    16,003,951


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



                             BRENEX OIL CORPORATION
                                 BALANCE SHEETS
                      January 31, 2003 and October 31, 2002

                                                            01/31/2003        10/31/2002
                                                          --------------    --------------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0   $             0

                                                          --------------    --------------
         Total Assets                                    $             0   $             0
                                                          ==============    ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         6,186   $         6,176
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                            100               100
                                                          --------------    --------------
         Total Current Liabilities                                 6,286             6,276

         Total Liabilities                                         6,286             6,276
                                                          --------------    --------------

Stockholders' Deficit:
     Common Stock, $.0001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 16,003,951 shares                            1,600             1,600
     Paid-in Capital                                             469,906           469,906
     Accumulated deficit during the development stage             (7,286)           (7,276)
     Accumulated deficit prior to development stage             (470,506)         (470,506)
                                                          --------------    --------------
         Total Stockholders' Deficit                              (6,286)           (6,276)

                                                          --------------    --------------
         Total Liabilities and Stockholders' Deficit     $             0   $             0
                                                          ==============    ==============


                             BRENEX OIL CORPORATION
                            STATEMENTS OF OPERATIONS
         For the Three Month Periods Ended January 31, 2003 and 2002 and
    the period from Reactivation [November 11, 1999] through January 31, 2003

                                              Three          Three        From the Beginning
                                             Months         Months         of Reactivation
                                              Ended          Ended             through
                                           01/31/2003     01/31/2002           1/31/2003
                                          -------------  -------------    -------------------
                                           [Unaudited]    [Unaudited]         [Unaudited]
REVENUE

    Income                               $            0 $            0    $            0
                                          -------------  -------------     -------------
NET REVENUE                                           0              0                 0

Operating Expenses
    Operating Expenses                               10          1,736             6,886
                                          -------------  -------------     -------------
Total Operating Expenses                             10          1,736             6,886

                                          -------------  -------------     -------------
Net Income Before Taxes                  $          (10)$       (1,736)           (6,886)
                                          =============  =============     =============

Income/Franchise taxes                                0              0               400

Net loss                                            (10)        (1,736)           (7,286)

Loss Per Share                           $        (0.00)$        (0.00)  $         (0.01)
                                          =============  =============     =============

Weighted Average Shares Outstanding          16,003,951     16,003,951        15,675,999
                                          =============  =============     =============



                             BRENEX OIL CORPORATION
                            STATEMENTS OF CASH FLOWS
         For the Three Month Periods Ended January 31, 2003 and 2002 and
   the period from Reactivation [November 11, 1999] through January 31, 2003

                                               Three          Three       From the Beginning
                                               Months         Months       of Reactivation
                                               Ended          Ended            through
                                             01/31/2003     01/31/2002        1/31/2003
                                            ------------   ------------   -------------------
                                            [Unaudited]    [Unaudited]         [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------

  Net Loss                                 $         (10) $      (1,736)    $     (7,286)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Shares issued for foregiveness of debt             0              0            1,000
    Increase in incomr taxes payable                   0              0              100
    Increase/(Decrease) in loans from                 10          1,736            6,186
      shareholder
                                            ------------   ------------    -------------
      Net Cash Used For Operating Activities           0              0                0
                                            ============   ============    =============

Cash Flows Provided by Financing Activities            0              0                0
--------------------------------------------

      Net Increase In Cash                             0              0                0

      Beginning Cash Balance                           0              0                0

      Ending Cash Balance                $             0 $            0    $           0
                                            ------------   ------------    -------------

Supplemental Disclosure of Non-Cash transactions

      Issued stock from debt             $             0 $            0    $           0
                                            ------------   ------------     ------------

NOTES  TO  FINANCIAL   STATEMENTS:

NOTE 1 -   INTERIM FINANCIALS

          Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The October 20, 2002 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending January 31, 2003, the Company has had no material business operations for over ten years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended January 31, 2003, or for over the past ten years. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $10, stemming from general and administrative expenses.

Liquidity

     At January 31, 2003, the Company had total current assets of $0 and total liabilities of $6,286.

Item 3.   Controls and Procedures.

     An  evaluation   was  performed   under  the   supervision   and  with  the
participation of the Company's management, including the President and Treasurer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the President and Treasurer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

                                 Brenex Oil Corp.



Date:  3-12-03              By/S/ Thomas J. Howells
                            Thomas J. Howells, President and Director





Date:  3-12-03              By/S/ Kathleen L. Morrison
                            Kathleen L. Morrison, Secretary, Treasurer
                            and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Thomas J. Howells, President and Director of Brenex Oil Corporation, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Brenex Oil Corporation;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  3-12-03                 Signature: By/S/ Thomas J. Howells
                                               ---------------------------
                                               Thomas J. Howells
                                               President and Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Kathleen L. Morrison, Treasurer and Director of Brenex Oil Corporation, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Brenex Oil Corporation;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  3/12/03                Signature: By/S/ Kathleen L. Morrison
                                               ---------------------
                                               Kathleen L. Morrison
                                               Secretary, Treasurer and
                                               Director

                            CERTIFICATION PURSUANT TO
                              18 U.S.C.SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Brenex Oil Corporation (the "Company") on Form 10-QSB for the period ending January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Thomas J. Howells, President and Director and Kathleen Morrison, Secretary, Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge and belief:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     Dated:  3-12-03                       By/S/ Thomas J. Howells
           --------------                  -----------------------------
                                           Thomas J. Howells
                                           President and Director


     Dated:  3-12-03                       By/S/ Kathleen L. Morrison
           --------------                  -----------------------------
                                           Kathleen L. Morrison
                                           Secretary, Treasurer and Director