Form 10QSB
period 2003-04-30
BRENEX OIL CORP
filed 2003-06-12
CIK 1130124

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2003

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

                                   June 9, 2003
                                    1,067,160


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



                             BRENEX OIL CORPORATION
                                 BALANCE SHEETS
                      April 30, 2003 and October 31, 2002

                                                            04/30/2003        10/31/2002
                                                          --------------    --------------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0   $             0

                                                          --------------    --------------
         Total Assets                                    $             0   $             0
                                                          ==============    ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         8,321   $         6,176
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                            100               100
                                                          --------------    --------------
         Total Current Liabilities                                 8,421             6,276

         Total Liabilities                                         8,421             6,276
                                                          --------------    --------------

Stockholders' Deficit:
     Common Stock, $.0001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 1,067,164 shares                               107             1,600
     Paid-in Capital                                             471,399           469,906
     Accumulated deficit during the development stage             (9,421)           (7,276)
     Accumulated deficit prior to development stage             (470,506)         (470,506)
                                                          --------------    --------------
         Total Stockholders' Deficit                              (8,421)           (6,276)

                                                          --------------    --------------
         Total Liabilities and Stockholders' Deficit     $             0   $             0
                                                          ==============    ==============



                             BRENEX OIL CORPORATION
                            STATEMENTS OF OPERATIONS
       For the Three and Six Month Periods Ended April 30, 2003, 2002 and
     the period from Reactivation [November 11, 1999] through April 30, 2003



                                       Three Months   Three Months  Six Months     Six Months   From the Beginning of
                                          Ended         Ended         Ended          Ended      Reactivation through
                                        4/30/2003     4/30/2002     4/30/2003      4/30/2002      4/30/2003
                                        ---------     ---------     ---------      ---------      ---------
                                       [Unaudited]   [Unaudited]    [Unaudited]   [Unaudited]   [Unaudited]
REVENUE
    Income                           $           0 $           0  $          0  $           0 $              0
                                        ----------    ----------    ----------     ----------     ------------
NET REVENUE                                      0             0             0              0                0

Operating Expenses
    General and Administrative Expenses      2,135           643         2,145          2,379            9,021

Total Operating Expenses                     2,135           643         2,145          2,379            9,021
                                        ----------    ----------    ----------     ----------      -----------
Net Income Before Taxes              $      (2,135)$        (643) $     (2,145) $      (2,379)$         (9,021)
                                        ==========    ==========    ==========     ==========      ===========

Net loss                                    (2,135)         (643)       (2,145)        (2,379)          (9,021)

Loss Per Share                       $       (0.01)$       (0.01) $      (0.01) $       (0.01)$          (0.01)
                                        ==========    ==========    ==========     ==========      ===========
Weighted Average Shares Outstanding      1,046,837     1,043,447     1,046,837      1,043,447        1,046,837


                             BRENEX OIL CORPORATION
                            STATEMENTS OF CASH FLOWS
       For the Three and Six Month Periods Ended April 30, 2003, 2002 and
     the period from Reactivation [November 11, 1999] through April 30, 2003

                                           Three Months        Three Months    Six Months        Six Months    From the Beginning of
                                                Ended             Ended            Ended           Ended        Reactivation through
                                             4/30/2003         4/30/2002        4/30/2003       4/30/2002          4/30/2003
                                             ---------         ---------        ---------       ---------          ----------
                                            [Unaudited]       [Unaudited]      [Unaudited]     [Unaudited]        [Unaudited]

Cash Flows Used For Operating Activities
  Net Loss                                        (2,135)  $          (643) $        (2,145)$        (2,379)$              (9,021)
  Adjustments to reconcile net loss
      to net cash used in operating activities:
    Shares issued for forgiveness of debt              0                 0                0                                     0
    Increase in income taxes payable                                                                      0
    Increase/(Decrease) in loans
      from shareholder                             2,135               643            2,145           2,379                     0
                                             -----------       -----------      -----------     -----------        --------------
      Net Cash Used For Operating Activities           0                 0                0               0                 9,021
                                             ===========       ===========      ===========     ===========        --------------
Cash Flows Provided by Financing Activities            0                 0                0               0                     0

      Net Increase In Cash                             0                 0                0               0                     0

      Beginning Cash Balance                           0                 0                0               0                     0

      Ending Cash Balance              $               0 $               0 $              0 $             0 $                   0

Supplemental Disclosure of Non-Cash
  transactions Issuedstock for debt    $               0 $               0 $              0 $             0 $                   0

                                             ===========       ===========      ===========     ===========        ==============

                         NOTES TO FINANCIAL STATEMENTS:

NOTE 1 -   INTERIM FINANCIALS

          The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended October 31, 2002.

          On March 25, 2003, the Board of Directors of the Company, acting pursuant to Section 16-10a-821 of the Utah Revised Business Corporation Act, did unanmously adopt, ratify and approve a reverse split of the outstanding common stock on a basis of 1 for 15, while retaining the current par value of $0.001, with appropriate adjustments to the capital accounts of the Company, such reverse split to be effective as of the opening of business on April 4, 2003, with all fractional shares to be rounded up to the nearest whole share.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending April 30, 2003, the Company has had no material business operations for over ten years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended April 30, 2003, or for over the past ten years. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $2,035 stemming from general and administrative expenses.

Liquidity

     At April 30, 2003, the Company had total current assets of $0 and total liabilities of $8,421.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

     On March 25, 2003, the Board of Directors of the Company, acting pursuant to Section 16-10a-821 of the Utah Revised Business Corporation Act, did unanimously adopt, ratify and approve a reverse split of the outstanding common stock on a basis of 1 for 15, while retaining the current par value of $0,001, with appropriate adjustments to teh capital accounts of the Company, such reverse split to be effective as of the opening of business on April 4, 2003, with all fractional shares to be rounded up to the nearest whole share.

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

                                 Brenex Oil Corp.



Date:  6-12-03              By/S/ Thomas J. Howells
                            Thomas J. Howells, President and Director





Date:  6-12-03              By/S/ Kathleen L. Morrison
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


Dated:  6-12-03                 Signature: By/S/ Thomas J. Howells
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

Dated:  6/12/03                Signature: By/S/ Kathleen L. Morrison
                                               ---------------------
                                               Kathleen L. Morrison
                                               Secretary, Treasurer and
                                               Director

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

     Dated:  6-12-03                       By/S/ Thomas J. Howells
           --------------                  -----------------------------
                                           Thomas J. Howells
                                           President and Director


     Dated:  6-12-03                       By/S/ Kathleen L. Morrison
           --------------                  -----------------------------
                                           Kathleen L. Morrison
                                           Secretary, Treasurer and Director