Form 10QSB
period 2003-07-31
BRENEX OIL CORP
filed 2003-09-10
CIK 1130124

U. S. Securities and Exchange Commission
                                   Washington, D. C. 20549


                                         FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2003

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



                        4685 S. Highland Drive, Suite 202
                            Salt Lake City, UT 84117
                            -------------------------
                    (Address of Principal Executive Offices)

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

                                September 4, 2003
                                    16,007,460


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



                                Brenex Oil Corp.
                                 BALANCE SHEETS
                      July 31, 2003 and October 31, 2002

                                                            07/31/2003        10/31/2002
                                                          --------------    --------------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0   $             0

                                                          --------------    --------------
         Total Assets                                    $             0   $             0
                                                          ==============    ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         8,644   $         6,176
     Accounts Payable                                                  0                 0
     Income Taxes Payable                                            100               100
                                                          --------------    --------------
         Total Current Liabilities                                 8,744             6,276

         Total Liabilities                                         8,744             6,276
                                                          --------------    --------------

Stockholders' Deficit:
     Common Stock, $.0001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 16,007,460 shares                              107               107
     Paid-in Capital                                             471,399           471,399
     Accumulated deficit                                        (470,506)         (470,506)
     Deficit Accumulated during development stage                 (9,744)           (7,276)
                                                          --------------    --------------
         Total Stockholders' Deficit                              (8,744)           (6,276)

                                                          --------------    --------------
         Total Liabilities and Stockholders' Deficit     $             0   $             0
                                                          ==============    ==============


                                Brenex Oil Corp.
                            STATEMENTS OF OPERATIONS
            For the Three Month Periods Ended July 31, 2003 and 2002
 and for the period from Reactivation [November 11, 1999] through July 31, 2003

                                              Three          Three
                                             Months         Months      Reactivation
                                              Ended          Ended         through
                                           07/31/2003     07/31/2002        7/31/03
                                          -------------  -------------  ------------
                                           [Unaudited]    [Unaudited]    [Unaudited]
REVENUE

    Income                               $            0 $            0  $          0
                                          -------------  -------------  ------------
NET REVENUE                                           0              0             0

Operating Expenses
    Operating Expenses                              323            825         9,344
                                          -------------  -------------  ------------
Total Operating Expenses                            323            825         9,344

                                          -------------  -------------  ------------
Net Income Before Taxes                  $         (323)          (825)       (9,344)
                                          =============  =============  ============

Income/Franchise taxes                                0              0          400

Net loss                                           (323)          (825)      (9,744)

Loss Per Share                           $        (0.01) $       (0.01) $      (.01)
                                          =============  =============  ===========

Weighted Average Shares Outstanding           1,067,837      1,043,447    1,048,887
                                          =============  =============  ===========




                                Brenex Oil Corp.
                            STATEMENTS OF OPERATIONS
            For the Nine Month Periods Ended July 31, 2003 and 2002
 and for the period from Reactivation [November 11, 1999] through July 31, 2003

                                              Nine           Nine
                                             Months         Months      Reactivation
                                              Ended          Ended         through
                                           07/31/2003     07/31/2002        7/31/03
                                          -------------  -------------  ------------
                                           [Unaudited]    [Unaudited]    [Unaudited]
REVENUE

    Income                               $            0 $            0  $          0
                                          -------------  -------------  ------------
NET REVENUE                                           0              0             0

Operating Expenses
    Operating Expenses                            2,468          3,204         9,744
                                          -------------  -------------  ------------
Total Operating Expenses                          2,468          3,204         9,744

                                          -------------  -------------  ------------
Net Income Before Taxes                  $       (2,468)        (3,204)       (9,744)
                                          =============  =============  ============

Income/Franchise taxes                                0              0            0

Net loss                                         (2,468)        (3,204)       (9,744)

Loss Per Share                           $        (0.01) $       (0.01) $      (.01)
                                          =============  =============  ===========

Weighted Average Shares Outstanding           1,067,837      1,043,447    1,048,887
                                          =============  =============  ===========




                                Brenex Oil Corp.
                            STATEMENTS OF CASH FLOWS
            For the Nine Month Periods Ended July 31, 2003 and 2002
   and the period from Reactivation [November 11, 1999] through July 31, 2003

                                                Nine           Nine
                                               Months         Months        Reactivation
                                               Ended          Ended           through
                                             07/31/03       07/31/02         07/31/03
                                            ------------   ------------    ---------
                                            [Unaudited]    [Unaudited]    [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------

  Net Loss                                 $      (2,468) $     (3,204)  $      (9,744)
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Loss from discountinued operations
    Shares issued for forgiveness of debt              0             0           1,000
    Increase/(Decrease) in accounts payable            0             0             100
    Increase/(Decrease) in loans from              2,468         6,204           8,644
shareholder
                                            ------------   ------------   ------------
      Net Cash Used For Operating Activities           0              0              0
                                            ============   ============   ============

Cash Flows Provided by Financing Activities            0              0              0
--------------------------------------------

      Net Increase In Cash                             0              0              0

      Beginning Cash Balance                           0              0              0

      Ending Cash Balance                $             0 $            0  $           0
                                            ------------   ------------  -------------

NOTES  TO  FINANCIAL   STATEMENTS:

NOTE 1 -   INTERIM FINANCIALS

          Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The October, 2002 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending July 31, 2003, the Company has had no material business operations for over ten years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     On or about August 12, 2003, the Company announced the execution of a Letter of Intent to acquire CinemaElectric Inc. ("CinemaElectric"). Terms of the Letter of Intent obligate Brenex to issue 1,666,667 post-split shares of its common stock to Universal Communication Systems Inc. (OTCBB: UCSY) in exchange for certain contractual rights it has with CinemaElectric, along with issuing 16,666,667 post-split shares of its common stock to the shareholders of CinemaElectric for all of the outstanding securities of CinemaElectric.

     As part of the definitive agreement, and prior to closing, the Company shall have completed a forward split of its outstanding shares of approximately 15 shares for every one share outstanding.

     CinemaElectric is the producer and distributor of a novel form of Downloadable Digital CinemaElectric called PocketCinema to be played on mobile phones, handheld computers, desktop computers and future movie-playing personal electronics.

     Founded in 1999 by filmmaker James F. Robinson, CinemaElectric intends to be a leader in the production of global, mobile multimedia content for next-generation personal wireless devices.

     Closing of the definitive agreement is subject to certain requirements including completion of final documentation, due diligence and other customary pre-closing conditions. There is no assurance this transaction will be completed.

Results of Operations.

     The Company has had no operations during the quarterly period ended July 31, 2003, or for over the past ten years. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $323, stemming from general and administrative expenses.

Controls and Procedures.
------------------------

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

Liquidity

     At July 31, 2003, the Company had total current assets of $0 and total liabilities of $8,744.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

     On August 25, 2003, the Board of Directors, acting pursuant to Section 16-10a-821 of the Utah Revised Business Corproration Act, did unanimously consent to effect a forward split of the Company's outstanding common stock on a basis of 15 for 1, while retaining the current par value of $0.0001, with appropriate adjustments to the capital accounts of the Company, such forward split to be effective as of the opening of business on September 4, 2003, with all fractional shares to be rounded up to the nearest whole share, and such forward split to be accomplished by a mandator exchange of certificates.

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

                                 Brenex Oil Corp.



Date:9/10/03                By/s/ Thomas J. Howells
                            Thomas J. Howells, President and Director



Date:9/10/03                By/S/Kathleen L. Morrison
                            Kathleen L. Morrison, Secretary, Treasurer
                            and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Thomas J. Howells, President and Director of Brenex Oil Corporation, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Brenex Oil Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect ot the perod covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

          c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materialy affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Dated:9/10/03                       Signature: By/S/Thomas J. Howells
                                               ---------------------------
                                               Thomas J. Howells
                                               President and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Kathleen L. Morrison, Secretary, Treasurer and Director of Brenex Oil Corporation, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Brenex Oil Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect ot the perod covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

          c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materialy affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Dated:9/10/03                       Signature: By/S/ Kathleen L. Morrison
                                               ---------------------------
                                               Kathleen L. Morrison
                                               Sec., Tres., and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Brenex Oil Corporation, (the "Company") on Form 10-QSB for the quarterly period ended July 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Thomas J. Howells, President and Director and Kathleen L. Morrison, Secretary/Treasurer and Director of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/Thomas J. Howells
--------------------
Thomas J. Howells
President and Director

Dated this 10th day of September, 2003



By/S/Kathleen L. Morrison
------------------
Kathleen L. Morrison
Secretary/Treasurer and Director

Dates this 10th day of September, 2003