Form 10QSB
period 2003-09-30
BRENEX OIL CORP
filed 2003-11-19
CIK 1130124

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[ ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended ___________________

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from July 31, 2003 to September 30, 2003



                       Commission File No. 000-32205


                           BRENEX OIL CORPORATION
              (Name of Small Business Issuer in its Charter)
              ----------------------------------------------

            UTAH                                        87-0666021
            ----                                        ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                      1201 w. Fifth Street, Suite #130
                        Los Angeles, California 90017
                        -----------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (213) 534-3400


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

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                            September 30, 2003

                                16,007,460
                                ----------

                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.
-------------------------------

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                      BRENEX OIL CORPORATION
                         BALANCE SHEET
                       September 30, 2003

                                                  September 30,
                                                      2003
                                                    (Unaudited)
                               ASSETS
Assets                                              $         0
                                                    -----------
Total Assets                                        $         0

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Loans from stockholders                          $     8,916
   Accounts payable                                           0
   Income taxes payable                                     100
                                                     ----------
      Total Current Liabilities                           9,016
                                                     ----------
      Total Liabilities                                   9,016

Stockholders' Deficit:
   Common stock, $0.0001 par value; authorized
   50,000,000 shares; issued and outstanding,
   1,067,164                                                107
   Paid in capital                                      471,399
   Accumulated Deficit                                 (470,506)
   Deficit Accumulated during development stage         (10,016)
                                                     ----------
      Total Stockholders' Deficit                        (9,016)
                                                     ----------
      Total Liabilities and Stockholders' Deficit    $        0
                                                     ==========

                        BRENEX OIL CORPORATION
                       STATEMENTS OF OPERATIONS
      For the Three and Nine Month Periods Ended September 30, 2003, 2002 and

  the period from Reactivation (November 11, 1999) through September 30, 2003
                                  (Unaudited)
                              Three Months    Nine Months   From the Beginning
                                  Ended         Ended        of Reactivation
                              September 30,  September 30,        through
                              2003     2002  2003    2002   September 30, 2003
REVENUE
   Income                   $     0  $     0  $     0  $     0  $        0
                            -------  -------  -------  -------  ----------
NET REVENUE                       0        0        0        0           0

Operating Expenses
 General and
 Administrative                 356      337    2,589    2,353       9,616

Total Operating Expenses        356      337    2,589    2,353       9,616
                            -------  -------  -------  -------  ----------
Net Income Before Taxes     $  (356) $  (337) $(2,589) $(2,353) $   (9,616)
                            =======  =======  =======  =======  ==========
Income/Franchise taxes            -        -      141      251         400

Net loss                       (356)    (337)  (2,730)  (2,604)    (10,016)

Loss Per Share              $  (.01) $  (.01) $  (.01) $  (.01) $     (.01)
                            =======  =======  =======  =======  ==========

Weighted Average Shares
Outstanding              16,007,164 1,067,837 16,007,164 1,067,837 15,735,437
                         ========== ========= ========== ========= ==========

                        BRENEX OIL CORPORATION
                       STATEMENTS OF CASH FLOWS
     For the Three and Nine Month Periods Ended September 30, 2003, 2002 and
   the period from Reactivation (November 11, 1999) through September 30, 2003
                              Three Months    Nine Months   From the Beginning
                                  Ended         Ended        of Reactivation
                              September 30,  September 30,        through
                              2003     2002  2003    2002   September 30, 2003
Cash Flows Used For Operating
Activities:
Net Loss                     $  (356) $ (337) $ (2,730) $ (2,604) $ (10,016)
Adjustments to reconcile net
loss to net cash used in
operating activities:
Shares issued for forgiveness
of debt                            0       0         0         0      1,000
Increase in income taxes
payable                            0       0         0         0        100
Increase/(Decrease) in loans
from shareholder                 356     337     2,730     2,604      8,916
                             -------  ------  --------  --------  ---------
  Net Cash Used for Operating
  Activities                       0       0         0         0          0
                             =======  ======  ========  ========  =========

Cash Flows Provided by
Financing Activities               0       0         0         0          0

Net Increase in Cash               0       0         0         0          0

Beginning Cash Balance             0       0         0         0          0

Ending Cash Balance          $     0  $    0  $      0  $      0  $       0
                             -------  ------  --------  --------  ---------

                                5
Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operations.
-------------------

Forward-Looking Statements

The information set forth in this Item 2, "Management's Discussion and Analysis or Plan of Operation," includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is subject to the safe harbor created by that section. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs or plans of our Company, as well as assumptions relating to the foregoing. The words "believe," "expect," "will," "anticipate," "estimate," "project," "plan," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

General

We did not engage in any material operations in the period ended
September 30, 2003, and we have had no material business operations in recent years.

Acquisition of CinemaElectric

Effective October 1, 2003, an Agreement and Plan of Reorganization was executed by and among us, Brenex Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of ours ("Acquisition Co."), CinemaElectric, Inc., a Delaware corporation, and James F. Robinson, the principal stockholder of CinemaElectric. A summary of the principal terms of the Reorganization Agreement is outlined below. Pursuant to the Reorganization Agreement, Acquisition Co. merged with and into CinemaElectric, with CinemaElectric being the surviving corporation and a wholly-owned subsidiary of our Company.

By virtue of (i) the percentage of our Company acquired under the Reorganization Agreement by the CinemaElectric stockholders and (ii) the subsequent resolutions of the board of directors that provided for (a) the election of certain current directors of CinemaElectric to our board of directors,(b) the appointment of certain current officers of CinemaElectric as our officers; and (c) the resignations of the then current directors and executive officers of our Company, the Reorganization Agreement effected a "change of control" of our Company.

The principal terms of the Reorganization Agreement were:

1. Each share of issued and outstanding common stock of CinemaElectric (the "CinemaElectric Shares") was, upon the effective date of the Reorganization Agreement, converted into and exchanged for the number of shares of our common stock as set forth in the Reorganization Agreement or an aggregate of 16,666,667 shares of our common stock.
All shares of our common stock issued in exchange for the CinemaElectric Shares are "restricted securities";

2. Each outstanding option or warrant of CinemaElectric to acquire common stock of CinemaElectric was, upon the effective date of the Reorganization Agreement, converted into and exchanged for like options and warrants of our Company, and a sufficient number of shares of our authorized common stock was reserved for issuance in the event of the exercise of such options and warrants. All shares of our common stock underlying such options and warrants are to be "restricted securities";

3. At the closing of the Reorganization Agreement, James F. Robinson the principal stockholder and then President and CEO of CinemaElectric, executed a five year employment agreement, to serve as Chief Executive Officer of our Company, and, in addition to any other consideration therein, received an option to purchase 2,500,000 shares of our common stock at an exercise price of $0.01 per share. Shares of common stock underlying such option are to be "restricted securities". The shares underlying this option have "piggy back" registration rights on any registration statement filed by us with the Securities and Exchange Commission, excluding, however, any registration statement filed on Form S-4 and S-8, and Form S-3, unless the latter form is available for the registration of such securities;

4. As partial consideration for the indemnification rights provided to CinemaElectric under the Reorganization Agreement, we granted to Jenson Services, Inc., a Utah corporation and financial consulting firm to us ("Jenson Services"), that may be deemed to be an "affiliate" of ours, an option to acquire 1,000,000 shares of our common stock at an exercise price of $0.01 per share that can be exercised at any time for a period of one year from the closing of the Reorganization Agreement. All shares of our common stock underlying such option shall be "restricted securities". The shares underlying this option have "piggy back" registration rights on any registration statement filed by us with the Securities and Exchange Commission, excluding, however, any registration statement filed on Forms S-4 and S-8, and Form S-3, unless the latter form is available for the registration of such securities;

5. The Reorganization Agreement required that we issue Universal Communication Systems, Inc., a Nevada Corporation ("Universal"), 1,666,667 shares of our common stock pursuant to the terms of a non-binding Letter of Intent between Universal and CinemaElectric dated April 29, 2003, which was assigned to us. All such shares of common stock are to be "restricted securities";

6. Certain of our principal stockholders, directors and executive officers were required to execute and deliver a Lock-Up/Leak-Out Agreement
(the "Lock-Up Agreement") pursuant to which each such person or entity agreed, among other things, to a 90 day blackout period from the closing of the Reorganization Agreement during which no sales of any of our common stock owned would be made, and that following the expiration of the 90 day blackout period, each shareholder would be allowed to sell
1/12th of such shareholder's shares of common stock per month during the remaining twelve months of the lock-up/leak-out period, on a cumulative basis, meaning that if no common stock is sold during one month while common stock was qualified to be sold, up to 2/12ths of such shareholder's shares of common stock could be sold in the next successive month and so forth. All sales are required to be made in "broker's transactions" as that terms is defined in Rule 144 of the Securities and Exchange Commission. Each such shareholder has agreed that all sales will be made at no less than the best "asked" prices, and no sales will be made at the "bid" prices for our common stock.

7. Following the closing of the Reorganization Agreement, we filed an application with the State of Utah to conduct business under the name "CinemaElectric, Inc."; and

8. The Reorganization Agreement also called for the designation of the directors and executive officers nominated by the CinemaElectric stockholders as directors and executive officers of our Company and the resignation of the pre-Reorganization Agreement directors and executive officers.

On the closing of the Reorganization Agreement, and excluding the securities to be exchanged for the CinemaElectric common stock and the shares issued to Universal, the outstanding common stock of our Company amounted to approximately 16,007,460 shares or approximately 46.6% of the post-Reorganization Agreement outstanding common stock of our Company. Pursuant to the Reorganization Agreement, 16,666,667 shares of our common stock were issued to the stockholders of CinemaElectric, pro rata, in exchange for all of their outstanding shares of common stock of CinemaElectric on the basis of
1.503228348 shares for each share of CinemaElectric common stock owned, or approximately 48.5% of our post-Reorganization Agreement outstanding common stock. Additionally, 1,666,667 shares of our common stock were issued to Universal, pursuant to the terms of the non-binding Letter of Intent between Universal and CinemaElectric dated April 29, 2003, which was assigned to us as a condition to the closing of the Reorganization Agreement.

Accordingly, there will be 34,340,794 post-Reorganization Agreement outstanding shares of common stock of our Company.

See our 8-K Current Report dated October 1, 2003, that has been previously filed with the Securities and Exchange on October 16, 2003. See Part II, Item 6.

Overview of CinemaElectric

CinemaElectric was founded in 1999 and is a producer and distributor of photography-based multimedia for color mobile phones. Our PocketCinema products include mobile video downloads, multimedia messaging service (MMS) content, wallpaper, screensavers and audio content that are formatted for delivery on current and future mobile phones. This content is commercially distributed in Asia, Europe, the Middle East, Australia and the USA.

We produce and acquire the raw content, adapt it to mobile devices via a proprietary Dense Media FormatT (DMF) production process. We distribute the content via a network of wireless carriers, phone manufacturers, content resellers and web portals, and share in download fee revenues. We also produce revenue from production and marketing services.

Multimedia Messaging Service (MMS) is the evolution of text messages or the Short Messaging Service ("SMS") currently available on GSM networks through the addition of richer multimedia content as opposed to simple black and white text only messages. SMS has been a key driver in the mobile communications business with 250 billion SMS messages sent during 2002.
For the mobile network operators this has provided an increasingly important source of revenue growth. As voice services have reached a saturation point, data services like SMS have provided the conduit for revenue growth. Data services, which are primarily SMS messages, now account for between 15% and 20% of mobile network operator revenues.

Like SMS messages downloadable ring tones have proven to be hugely popular, especially among younger consumers. A simple ring tone enables a phone to become a personalized fashion accessory or statement. The popularity of ring tones is supported by Reuters estimate of global royalties between $750 million and $1 billion in 2002.

MMS should repeat the success of SMS through the combination of text, audio, color graphics, images, and in the near future, animation and video between mobile phones as well as between mobile phones and content providers. This is expected to allow users to send MMS messages from person to person and from application to person to receive third party professionally produced content like greeting cards, screensavers, wallpaper, multimedia ring tones, etc. MMS is presently available in Europe and in Asia, mobile communications providers will soon make MMS available in the U.S.

Due to the standardized nature of MMS it provides a key to mass-market application for the mobile network operators- MMS allows network operators to stimulate revenue growth from their existing subscriber base through the improved use of their existing GSM (2G) and GPRS (2.5G) infrastructure, and the future UMTS networks (3G) with the benefits associated with broadband access. While CinemaElectric products do not require the presence of UMTS networks, they will have broad application in a 3G environment.

Plan of Operation

With the acquisition of CinemaElectric, our current business plan is to move forward with the business and operations of CinemaElectric.

Cinema Electric's mission is to build a global mobile multimedia content library through the cost effective production of photographic quality content in formats that produce revenue from existing and future mobile technological platforms.

The telecom industry has made a significant investment in additional spectrum and infrastructure for high-speed data networks. We believe that mobile entertainment is essential to the long-term success of wireless operators as they look to produce revenue from these advanced networks. Operators must look to increase Average-Revenue-Per-User (ARPU) to insure future revenue growth. In order to do so the telecom industry must have content. CinemaElectric provides that content. CinemaElectric allows wireless operators to build and profit from data sales via Mobile Multimedia.
We plan to act upon these trends in the telecom industry to enhance CinemaElectric's revenue stream to reach profitability. In addition, CinemaElectric intends to acquire brands and other exclusive distribution rights in order to have a broad array of small niches to serve the market.
We will also look to acquire other companies that are positioned to take advantage of this growing market. We plan to focus specifically on companies that will have synergy with CinemaElectric products.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

We had no revenues during either of the three month periods ended
September 30, 2002 or 2003. We had minimal general and administrative expenses in the amount of $356 and $337 for the three months ended September 30, 2003 and 2002, respectively.

Liquidity and Capital Resources

As at September 30, 2003, we had no assets and liabilities and a deficit in working capital of $9,016. We intend to conduct one or more private placements of debt and/or equity securities in order to raise funds necessary to carry out our business plan. We cannot be certain that such funding will be available as and when we require it. Our inability to obtain such funding could cause our business plan to fail.

Risk Factors Relating to CinemaElectric's Business

Early Development Stage Company - Absence of Operating History

The Company has only been in operation for four years. Because of the long lead time between production and the creation of revenue it is difficult to determine the effect of operation with any degree of accuracy.

Revenues: Anticipated Future Losses

To date, the Company has produced revenue in excess of $100,000.
Although the company believes that revenue will continue to grow there is no way to determine what the future revenues will be. In addition revenue can be affected by inaccurate or deceptive reporting from revenue partners.

Significant Capital Requirements: Need for Additional Financing

CinemaElectric's capital requirements in connection with its organizational activities will be, significant. There can be no assurance that any such financing will be available when we require it, or if available, will be on terms acceptable to CinemaElectric and Brenex. Any future inability to obtain additional financing when needed would have a material adverse effect on CinemaElectric and Brenex.

Dependence Upon Expansion

We intend to pursue an aggressive growth strategy to implement CinemaElectric's business plan. Our growth is dependent in part upon our ability to obtain additional funding. If we are unable to obtain adequate funding, we may have to delay or significantly modify our plans. Any such delay or modification of our plans may cause our business plan to fail.

Regulatory Matters

We believe CinemaElectric currently complies with all existing laws and regulations applicable to the operations of its business. However, the subsequent adoption or modification of state and focal laws and regulations imposing controls may materially and adversely affect the marketability of CinemaElectric's products and or services, which would likely have a negative effect on our financial condition and operations. CinemaElectric has made, and will continue to make, expenditures to comply with such laws and regulations and obtain all necessary approvals.

Competition

Many companies can be considered competitors of CinemaElectric, although we believe none offer the same photographic motion picture experience that CinemaElectric does. In many cases, we are working with these "competitors" in joint distribution efforts. Although we presently hold certain competitive advantages, a well financed competitor with access to substantial media libraries could offer substantial competition in the future.

Dependence on Key Personnel and Technical Staff

CinemaElectric depends significantly on its principal executive officers including James Robinson, other Directors and Marketing Personnel, as well as the technical support staff, and upon the ability of these individuals to execute our strategy. The loss of any of these individuals could materially adversely affect our growth and operations.

Risk of Obsolescence and Rapid Advances of Industry

Technological advancements or dramatic changes in the mobile phone industry could cause the company's technology to become obsolete or create new markets or product needs for content where we do not hold the same competitive advantages.

Item 3. Controls and Procedures.
----------------------------------

         (a) Evaluation of Disclosure Controls and Procedures. Our President and Chief Executive Officer has evaluated our disclosure controls and procedures within 90 days prior to the date of this report, and has concluded that these controls and procedures are effective.

         (b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
----------------------------------------------------

          On September 4, 2003, we effected a 15 for one reverse split of our outstanding securities.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          See Part I, Item 2.

          James F. Robinson, John D. Beard and Steven Barnes, directors and executive officers of CinemaElectric prior to the completion of the acquisition, were designated as directors and executive officers of our Company on the closing of the Reorganization Agreement with CinemaElectric.


Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               31.1   302 Certification of James F. Robinson

               31.2   302 Certification of Tagy Torabian

               32     906 Certification.

          (b)  Reports on Form 8-K.

               Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2003*

               Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2003*

               Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2003*

               * Incorporated by reference.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BRENEX OIL CORPORATION


Date: 11/19/03                        By: /s/ James F. Robinson
     ---------                           -----------------------------------
                                         James  F. Robinson
                                         President, CEO and director

Date: 11/19/03                        By: /s/ Tagy Torabian
     ---------                           -----------------------------------
                                         Tagy Torabian
                                         Controller, Principal Financial and
                                         Accounting Officer